Form 10-Q
period 1995-06-30
AMERICAN INCOME 5 LTD PARTNERSHIP
filed 1995-08-14
CIK 799175

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

For Quarter Ended June 30, 1995       Commission File No. 0-15621


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


               AMERICAN INCOME 5 LIMITED PARTNERSHIP

                             FORM 10-Q


                               INDEX





                                                               Page
PART I. FINANCIAL INFORMATION:

    Item 1.    Financial Statements

     Statement of Financial Position
     at June 30, 1995 and December 31, 1994                       3

     Statement of Operations
     for  the three and six months ended
     June 30, 1995 and 1994                                       4

     Statement of Cash Flows
     for the six months ended June 30, 1995 and 1994              5

     Notes to the Financial Statements                          6-8


    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations   9-12


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                  13

[CAPTION]
               AMERICAN INCOME 5 LIMITED PARTNERSHIP

                  STATEMENT OF FINANCIAL POSITION
                June 30, 1995 and December 31, 1994

                            (Unaudited)

                                               June 30,       December 31,
                                                1995             1994
 ASSETS

Cash and cash equivalents                   $   232,683      $   309,548

Accounts receivable                                 129               --

Accounts receivable - affiliate                 100,045           94,241

Equipment at cost, net of accumulated
 depreciation of $10,069,553 and
 $9,749,836 at June 30, 1995 and
 December 31, 1994, respectively              3,230,894        3,732,984

   Total assets                             $ 3,563,751      $ 4,136,773


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                               $   127,517      $   356,174
Accrued interest                                    203            1,263
Accrued liabilities                              15,000           15,500
Accrued liabilities - affiliate                   3,121            4,328
Deferred rental income                          185,504          168,438
Cash distributions payable to partners          270,058          270,058

   Total liabilities                            601,403          815,761

Partners' capital (deficit):
 General Partner                               (126,797)        (123,211)
 Limited Partnership Interests
 (71,295 Units; initial purchase
 price of $250 each)                          3,089,145        3,444,223

   Total partners' capital                    2,962,348        3,321,012

   Total  liabilities  and  partners'
     capital                                $ 3,563,751      $ 4,136,773

[CAPTION]

               AMERICAN INCOME 5 LIMITED PARTNERSHIP

                      STATEMENT OF OPERATIONS
     for the three and six months ended June 30, 1995 and 1994

                            (Unaudited)

                           Three Months          Six Months
                         Ended June 30,         Ended June 30,
                        1995       1994        1995       1994
Income:

 Lease revenue       $ 368,962   $ 407,050  $ 750,623   $ 834,263

 Interest income         2,958       6,782      6,728      13,247

 Gain on sale of        15,500          --     18,300      52,989
  equipment

    Total income       387,420     413,832    775,651     900,499


Expenses:

 Depreciation          251,046     251,044    502,090     502,089

 Interest expense        4,705      15,586     10,753      32,297

 Equipment management
  fees - affiliate      18,448      20,352     37,531      41,713

 Operating expenses
  - affiliate           19,868      14,190     43,825      32,025

    Total expenses     294,067     301,172    594,199     608,124


Net income           $  93,353   $ 112,660  $ 181,452   $ 292,375


Net income
 per limited
 partnership unit    $    1.30   $    1.56  $    2.52   $    4.06

Cash distributions
 declared per
 limited partnership
 unit                $    3.75   $    5.62  $    7.50   $   11.25


[CAPTION]
               AMERICAN INCOME 5 LIMITED PARTNERSHIP

                      STATEMENT OF CASH FLOWS
          for the six months ended June 30, 1995 and 1994

                            (Unaudited)


                                                 1995           1994

Cash flows from (used in) operating
 activities:                                   $181,452       $292,375
Net income

Adjustments to reconcile net income to
 net cash from operating activities:
   Depreciation                                 502,090        502,089
   Gain on sale of equipment                    (18,300)       (52,989)
   Decrease in allowance for doubtful accounts       --        (20,000)

Changes in assets and liabilities
 Decrease (increase) in:
   rents receivable                                (129)        49,670
   accounts receivable - affiliate               (5,804)        53,756
 Increase (decrease) in:
   accrued interest                              (1,060)       (34,024)
   accrued liabilities                             (500)         3,957
   accrued liabilities - affiliate               (1,207)        (6,529)
   deferred rental income                        17,066        120,308

     Net cash from operating activities         673,608        908,613

Cash flows from investing activities:
 Proceeds from equipment sales                   18,300         52,989

     Net cash from investing activities          18,300         52,989

Cash flows used in financing activities:
 Principal payments - notes payable            (228,657)      (443,385)
 Distributions paid                            (540,116)      (810,169)

     Net cash used in financing activities     (768,773)    (1,253,554)
Net decrease in cash and cash equivalents       (76,865)      (291,952)

Cash and cash equivalents at beginning of
 period                                         309,548      1,026,409

Cash and cash equivalents at end of period  $   232,683    $   734,457


Supplemental disclosure of cash flow information:

Cash paid during the period for interest    $    11,813    $    66,321



               AMERICAN INCOME 5 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                           June 30, 1995
                            (Unaudited)



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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1995 and December 31, 1994 and results of operations for the three and six month periods ended June 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,579,066 are due as follows:


For the year ending June 30, 1996      $ 1,420,666
                             1997          158,400

                            Total      $ 1,579,066



[CAPTION]
NOTE 4 - EQUIPMENT

   The following is a summary of equipment owned by the Partnership
at  June  30,  1995.   In  the opinion of American  Finance  Group
("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                            Lease Term       Equipment
   Equipment Type                            (Months)         at Cost

   Aircraft                                   36-60         $  7,958,361
   Flight simulators                             60            4,608,992
   Medical                                    12-60              471,443
   Materials handling                         12-60              165,968
   Tractors & heavy duty trucks               24-60               52,369
   Trailers & intermodal containers           36-60               22,917
   Construction & mining                      12-60               17,580
   Motor vehicles                             12-72                2,817

                               Total equipment cost           13,300,447

                           Accumulated depreciation          (10,069,553)

         Equipment, net of accumulated depreciation         $  3,230,894

   At June 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,567,353 representing approximately 94% of total equipment cost.

    The  summary above includes equipment held for sale or re-lease
with   a  cost  of  approximately  $3,000  which  had  been   fully
depreciated at June 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                        1995            1994

   Equipment management fees         $    37,531    $    41,713
   Administrative charges                  8,064          6,000
   Reimbursable operating expenses
    due to third parties                  35,761         26,025

                             Total   $    81,356    $    73,738



     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1995, the
Partnership was owed $100,045 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1995.


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1995 consisted of installment notes of $127,517 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 6.35% and 8.05% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents in the year ending June 30, 1996.






               AMERICAN INCOME 5 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and six months ended June 30, 1995 compared to the three and six months ended June, 1994:

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


Results of Operations

     For the three and six months ended June 30, 1995, the Partnership recognized lease revenue of $368,962 and $750,623, respectively, compared to $407,050 and $834,263 for the same periods in 1994. The decrease in lease revenue from 1994 to 1995 was expected and resulted principally from renewal lease term expirations and the sale of equipment.

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

     During the three months ended March 31, 1994, the General Partner reduced the aggregate amount reserved against potentially uncollectable rents to $20,000. This caused an increase in lease revenue of $20,000 during the three months ended March 31, 1994. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the General Partner will pursue the collection of all such items.

   Interest income for the three and six months ended June 30, 1995 was $2,958 and $6,728, respectively, compared to $6,782 and $13,247 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 is principally attributable to a lower availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.




               AMERICAN INCOME 5 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


    For the three months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $15,500. There were no equipment sales during the three months ended June 30, 1994.

    For the six months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $18,300 compared to a net gain of $52,989 on equipment which had been fully depreciated for the same period in 1994.

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

   Depreciation expense was $251,046 and $502,090 for the three and six months ended June 30, 1995, respectively, compared to $251,044 and $502,089 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $4,705 and $10,753, or 1.3% and 1.4% of lease revenue for the three and six months ended June 30, 1995, respectively, compared to $15,586 and $32,297 or 3.8% and 3.9% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

    Management fees were 5% of lease revenue during each of the periods ended June 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 5.4% and 5.8% of lease revenue for the three



               AMERICAN INCOME 5 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


and six months ended June 30, 1995, respectively, compared to 3.5% and 3.8% of lease revenue for the same periods in 1994. The increase in operating expenses from 1994 to 1995 was due principally to higher premiums incurred in connection with supplemental insurance policies carried by the Partnership on certain aircraft and an increase in professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $673,608 and $908,613 for the six months ended June 30, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

   Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1995, the Partnership realized $18,300 in equipment sale proceeds compared to $52,989 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $540,116. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $534,715, and the General Partner was allocated 1%, or $5,401. The second quarter 1995 cash distribution was paid on July 14, 1995.


               AMERICAN INCOME 5 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


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













                          SIGNATURE PAGE



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


                  Date:  August 11, 1995