Form 10-Q
period 1995-09-30
AMERICAN INCOME 5 LTD PARTNERSHIP
filed 1995-11-14
CIK 799175



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                       OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                           Commission File No. 0-15621


                                                         American           Income           5           Limited
----------------------------------------------------------------------------------------------------------------
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

     Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes
X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No




                      AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 13








                   The accompanying notes are an integral part
                         of these financial statements.

                                                             3

                      AMERICAN INCOME 5 LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1995 and December 31, 1994

                                   (Unaudited)



                                                                                  September 30,           December 31,
                                                                                          1995                   1994

ASSETS

Cash and cash equivalents                                                         $        196,625        $        309,548

Accounts receivable, net of allowance for doubtful
     accounts of $20,000                                                                        --                      --

Accounts receivable - affiliate                                                             83,309                  94,241

Equipment at cost, net of accumulated depreciation
     of $9,869,922 and $9,749,836 at September 30,
     1995 and December 31, 1994, respectively                                            2,979,850               3,732,984
                                                                                  ----------------        ----------------

         Total assets                                                             $     3,259,784         $     4,136,773
                                                                                  ===============         ===============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                     $         93,511        $        356,174
Accrued interest                                                                               330                   1,263
Accrued liabilities                                                                         15,797                  15,500
Accrued liabilities - affiliate                                                                284                   4,328
Deferred rental income                                                                      82,499                 168,438
Cash distributions payable to partners                                                     180,038                 270,058
                                                                                  ----------------        ----------------

         Total liabilities                                                                 372,459                 815,761
                                                                                  ----------------        ----------------

Partners' capital (deficit):
     General Partner                                                                      (127,548)               (123,211)
     Limited Partnership Interests
     (71,295 Units; initial purchase price of $250 each)                                 3,014,873               3,444,223
                                                                                  ----------------        ----------------

         Total partners' capital                                                         2,887,325               3,321,012
                                                                                  ----------------        ----------------

         Total liabilities and partners' capital                                  $    3,259,784          $     4,136,773
                                                                                  ==============          ===============




                      AMERICAN INCOME 5 LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                      1995                  1994                  1995                  1994
                                              -------------------   -------------------   -------------------   ------------

Income:

     Lease revenue                            $         364,660     $         398,091     $       1,115,283     $       1,232,354

     Interest income                                      2,453                 6,142                 9,181                19,389

     Gain on sale of equipment                           20,700                12,600                39,000                65,589
                                              -----------------     -----------------     -----------------     -----------------

         Total income                                   387,813               416,833             1,163,464             1,317,332
                                              -----------------     -----------------     -----------------     -----------------


Expenses:

     Depreciation                                       251,044               251,046               753,134               753,135

     Interest expense                                     1,726                12,629                12,479                44,926

     Equipment management fees
         - affiliate                                     18,233                19,905                55,764                61,618

     Operating expenses - affiliate                      11,798                16,245                55,623                48,270
                                              -----------------     -----------------     -----------------     -----------------

         Total expenses                                 282,801               299,825               877,000               907,949
                                              -----------------     -----------------     -----------------     -----------------


Net income                                    $         105,012     $         117,008     $         286,464     $         409,383
                                              =================     =================     =================     =================


Net income
     per limited partnership unit             $               1.46  $               1.62  $               3.98  $               5.68
                                              ====================  ====================  ====================  ====================

Cash distributions declared
     per limited partnership unit             $               2.50  $               5.62  $             10.00   $             16.87
                                              ====================  ====================  ===================   ===================




                      AMERICAN INCOME 5 LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                                                             1995                 1994
                                                                                        ---------------      ---------

Cash flows from (used in) operating activities:
Net income                                                                              $     286,464        $     409,383

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                         753,134              753,135
         Gain on sale of equipment                                                            (39,000)             (65,589)
         Decrease in allowance for doubtful accounts                                               --              (20,000)

Changes in assets and liabilities Decrease in:
         rents receivable                                                                          --               46,923
         accounts receivable - affiliate                                                       10,932               60,541
     Increase (decrease) in:
         accrued interest                                                                        (933)             (27,533)
         accrued liabilities                                                                      297                2,082
         accrued liabilities - affiliate                                                       (4,044)               4,672
         deferred rental income                                                               (85,939)              17,083
                                                                                        -------------        -------------

              Net cash from operating activities                                              920,911            1,180,697
                                                                                        -------------        -------------

Cash flows from investing activities:
     Proceeds from equipment sales                                                             39,000               65,589
                                                                                        -------------        -------------

              Net cash from investing activities                                               39,000               65,589
                                                                                        -------------        -------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                      (262,663)            (485,901)
     Distributions paid                                                                      (810,171)          (1,215,255)
                                                                                        -------------        -------------

              Net cash used in financing activities                                        (1,072,834)          (1,701,156)
                                                                                        -------------        -------------

Net decrease in cash and cash equivalents                                                    (112,923)            (454,870)

Cash and cash equivalents at beginning of period                                              309,548            1,026,409
                                                                                        -------------        -------------

Cash and cash equivalents at end of period                                              $    196,625         $    571,539
                                                                                        ============         ============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                           $      13,412        $      72,459
                                                                                        =============        =============


                      AMERICAN INCOME 5 LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1995

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,308,671 are due in the year ending September 30, 1996.

                      AMERICAN INCOME 5 LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                                             Lease Term                         Equipment
            Equipment Type                                      (Months)                         at Cost

Aircraft                                                          36-60                       $    7,958,361
Flight simulators                                                    60                            4,608,992
Materials handling                                                12-60                              165,968
Tractors & heavy duty trucks                                      24-60                               52,369
Trailers & intermodal containers                                  36-60                               22,917
Medical                                                           12-60                               20,768
Construction & mining                                             12-60                               17,580
Motor vehicles                                                    12-72                                2,817
                                                                                          ------------------

                                                   Total equipment cost                           12,849,772

                                               Accumulated depreciation                           (9,869,922)

                             Equipment, net of accumulated depreciation                       $    2,979,850
                                                                                              ==============


     At September 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,567,353 representing approximately 98% of total equipment cost.

     At September 30, 1995, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                              1995                   1994
                                                          -------------          --------

     Equipment management fees                             $     55,764           $    61,618
     Administrative charges                                     12,096                  9,000
     Reimbursable operating expenses
         due to third parties                                    43,527                39,270
                                                          -------------           -----------

                                     Total                  $   111,387            $  109,888
                                                            ===========            ==========



                      AMERICAN INCOME 5 LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



        All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $83,309 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1995.

        On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, issued a voluntary Offer to Purchase for Cash (the "Offer") up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. Coincident to the Offer, a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") was filed with the Securities and Exchange Commission. Also, on August 18, 1995, the General Partner filed a Solicitation/ Recommendation Statement (Schedule 14D-9) pursuant to Section 14(d)(4) of the Exchange Act. The Offer was amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Certain legal actions were initiated by interested persons against AALP and each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, representing a class action on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was proposed and was preliminarily approved by the United States District Court for the District of Massachusetts (the "Court") on September 27, 1995. A final settlement hearing is scheduled on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts, seeks to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action. The plaintiffs have filed objections to the proposed settlement of the first action. At this date, these objections have not been acted upon by the Superior Court. As of the Offer expiration date, the limited partners of the Partnership had tendered approximately 10,359 Units or 14.53% of the total outstanding Units of the Partnership to AALP. Notwithstanding the foregoing, the operations of the Partnership are not expected to be adversely affected by the proceedings or proposed settlements.


NOTE 6 - NOTES PAYABLE

        Notes payable at September 30, 1995 consisted of one installment note of $93,511 payable to a bank. The installment note is non-recourse, with an interest rate of 6.35% and is collateralized by the equipment and assignment of the related lease payments. The installment note will be fully amortized by noncancellable rents in the year ending September 30, 1996.

                      AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

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


Results of Operations

     For the three and nine months ended September 30, 1995, the Partnership recognized lease revenue of $364,660 and $1,115,283, respectively, compared to $398,091 and $1,232,354 for the same periods in 1994. The decrease in lease revenue from 1994 to 1995 was expected and resulted principally from renewal lease term expirations and the sale of equipment.

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

     Interest income for the three and nine months ended September 30, 1995 was $2,453 and $9,181, respectively, compared to $6,142 and $19,389 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 is principally attributable to a lower availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.

                      AMERICAN INCOME 5 LIMITED PARTNERSHIP


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION




     For the three months ended September 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $20,700 compared to a net gain of $12,600 on equipment which had been fully depreciated for the same period in 1994.

     For the nine months ended September 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $39,000 compared to a net gain of $65,589 on equipment which had been fully depreciated for the same period in 1994.
     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

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

     Depreciation expense was $251,044 and $753,134 for the three and nine months ended September 30, 1995, respectively, compared to $251,046 and $753,135 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $1,726 and $12,479, or less than 1% and 1.1% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to $12,629 and $44,926 or 3.2% and 3.6% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 3.2% and 5% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to 4.1% and 3.9% of lease revenue for the same periods in 1994. The overall increase in operating expenses from 1994 to 1995 was due principally to higher premiums incurred in connection with supplemental insurance policies carried by the Partnership on certain aircraft and an increase in professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.





Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $920,911 and $1,180,697 for the nine months ended September 30, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1995, the Partnership realized $39,000 in equipment sale proceeds compared to $65,589 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $720,151. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $712,949, and the General Partner was allocated 1%, or $7,202. The third quarter 1995 cash distribution was paid on October 13, 1995.

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

14

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


                               By:      /s/ Gary M. Romano
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    November 13, 1995