Form 10-K/A
period 1995-12-31
AMERICAN INCOME 5 LTD PARTNERSHIP
filed 1996-04-09
CIK 799175

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A


(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     December 31, 1995
                         -------------------------------------------------------
                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                              -------------------------  -----------------------
Commission file number            0-15621
                      ----------------------------------------------------------

                     American Income 5 Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Massachusetts                                        04-2917026
- -----------------------------------                    -------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)

  98 N. Washington St., Fifth Floor, Boston, MA        02114
- ------------------------------------------------       -------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act        NONE
                                                          ----------------------
 Title of each class                Name of each exchange on which registered

- -----------------------           ----------------------------------------------

- -----------------------           ----------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

            71,295 Units Representing Limited Partnership Interest
- --------------------------------------------------------------------------------
                               (Title of class)


- --------------------------------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  XX   No
                                             -----    ----
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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- -------------------------------------------------------------------------


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

           Exhibit
           Number
          ---------
            4            Amended and Restated Agreement and Certificate of
                         Limited Partnership included as Exhibit A to the
                         Prospectus which is included in Registration Statement
                         on Form S-1 (No. 33-1190).

           13 The 1995 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

           23            Consent of Independent Auditors.

           99(a)         Lease agreement with United Technologies
                         Corporation, was filed in the Registrant's Annual
                         Report on Form 10-K for the year ended December 31, 1989 as Exhibit 28 (a) and is incorporated herein by reference.


* Incorporated herein by reference to the appropriate portion of the 1995 Annual Report to security holders for the year ended December 31, 1995. (See
   Part II)

           Exhibit
           Number
          ---------
           99  (b)       Lease agreement with Northwest Airlines, Inc., was
                         filed in the Registrant's Annual Report on Form 10-K
                         for the year ended December 31, 1989 as Exhibit 28 (b)
                         and is incorporated herein by reference.

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


                        AMERICAN INCOME 5 LIMITED PARTNERSHIP


                        By: AFG Leasing Associates II,
                        a Massachusetts general partnership and the
                        General Partner of the Registrant.

                        By: AFG Leasing Incorporated,
                        a Massachusetts corporation and
                        General Partner in such general partnership






By:  /s/ Geoffrey A. MacDonald                   By: /s/ Gary D. Engle
   ------------------------------                   ---------------------------
Geoffrey A. MacDonald                            Gary D. Engle
Chief Executive Officer,                         President and Chief Operating
Chairman, and a member of the                    Officer and member of the
Executive Committee of AFG and                   Executive Committee of AFG
President and a Director of the                  (Principal Financial Officer)
corporate General Partner
(Principal Executive Officer)


Date:   April 9, 1996                            Date:   April 9, 1996
     ----------------------------                     -------------------------



By:  /s/ Gary M. Romano
   ------------------------------
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the corporate General
Partner
(Principal Accounting Officer)



Date:   April 9, 1996
     ----------------------------