Form 10-Q
period 1996-03-31
AMERICAN INCOME 5 LTD PARTNERSHIP
filed 1996-05-15
CIK 799175

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               -------------------------------------------------
                                      OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

                              ------------------------

For Quarter Ended March 31, 1996                    Commission File No. 0-15621


                     American Income 5 Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                          04-2917026
- ----------------------------------------            ----------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                        Identification No.)

98 North Washington Street, Boston, MA                 02114
- ----------------------------------------            ----------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                  ------------------------------


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes    No
                                                     ____   ____

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1. Financial Statements

          Statement of Financial Position
            at March 31, 1996 and December 31, 1995                            3

          Statement of Operations
            for the three months ended March 31, 1996 and 1995                 4

          Statement of Cash Flows
            for the three months ended March 31, 1996 and 1995                 5

          Notes to the Financial Statements                                  6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                              13

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1996 and December 31, 1995

                                  (Unaudited)

                                                            March 31,     December 31,
                                                              1996            1995
                                                            ---------     ------------
ASSETS
- ------

Cash and cash equivalents                                  $   201,806    $   244,878

Accounts receivable, net of allowance for doubtful
     accounts of $12,000 and $20,000 at March 31, 1996
     and December 31, 1995, respectively                           596         19,700

Accounts receivable - affiliate                                 56,352        200,698

Equipment at cost, net of accumulated depreciation
     of $10,298,775 and $10,098,320 at March 31, 1996
     and December 31, 1995, respectively                     2,490,970      2,728,805
                                                            ----------     ----------
          Total assets                                      $2,749,724     $3,194,081
                                                            ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                                               $   23,749     $   82,037
Accrued interest                                                    84            953
Accrued liabilities                                             19,750         20,000
Accrued liabilities - affiliate                                  6,773          5,954
Deferred rental income                                          54,401        247,980
Cash distributions payable to partners                          45,009        180,038
                                                            ----------     ----------
          Total liabilities                                    149,766        536,962
                                                            ----------     ----------

Partners' capital (deficit):
     General Partner                                          (130,422)      (129,850)
     Limited Partnership Interests
     (71,295 Units; initial purchase price of $250 each)     2,730,380      2,786,969
                                                            ----------     ----------
          Total partners' capital                            2,599,958      2,657,119
                                                            ----------     ----------
          Total liabilities and partners' capital           $2,749,724     $3,194,081
                                                            ==========     ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)


                                                            1996         1995
                                                         ----------   ----------
Income:

     Lease revenue                                        $244,168     $381,661

     Interest income                                         4,312        3,770

     Gain on sale of equipment                               7,500        2,800
                                                          --------     --------
          Total income                                     255,980      388,231
                                                          --------     --------
Expenses:

     Depreciation                                          237,835      251,044

     Interest expense                                          626        6,048

     Equipment management fees - affiliate                  12,208       19,083

     Operating expenses - affiliate                         17,463       23,957
                                                          --------     --------
          Total expenses                                   268,132      300,132
                                                          --------     --------
Net income (loss)                                         $(12,152)    $ 88,099
                                                          ========     ========
Net income (loss)
     per limited partnership unit                         $  (0.17)    $   1.22
                                                          ========     ========
Cash distribution declared
     per limited partnership unit                         $   0.62     $   3.75
                                                          ========     ========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                            1996         1995
                                                         ----------   ----------
Cash flows from (used in) operating activities:
Net income (loss)                                        $ (12,152)   $  88,099

Adjustments to reconcile net income (loss) to
     net cash from operating activities:
          Depreciation                                     237,835      251,044
          Gain on sale of equipment                         (7,500)      (2,800)
          Decrease in allowance for doubtful accounts       (8,000)          --

Changes in assets and liabilities
     Decrease (increase) in:
          rents receivable                                  27,104           --
          accounts receivable - affiliate                  144,346       (8,014)
     Increase (decrease) in:
          accrued interest                                    (869)       3,141
          accrued liabilities                                 (250)      (5,500)
          accrued liabilities - affiliate                      819        3,265
          deferred rental income                          (193,579)     (70,619)
                                                         ---------    ---------
          Net cash from operating activities               187,754      258,616
                                                         ---------    ---------
Cash flows from investing activities:
     Proceeds from equipment sales                           7,500        2,800
                                                         ---------    ---------
          Net cash from investing activities                 7,500        2,800
                                                         ---------    ---------
Cash flows used in financing activities:
     Principal payments - notes payable                    (58,288)     (33,000)
     Distributions paid                                   (180,038)    (270,058)
                                                         ---------    ---------
          Net cash used in financing activities           (238,326)    (303,058)
                                                         ---------    ---------
Net decrease in cash and cash equivalents                  (43,072)     (41,642)

Cash and cash equivalents at beginning of period           244,878      309,548
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 201,806    $ 267,906
                                                         =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest            $   1,495    $   2,907
                                                         =========    =========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,426,811 are due as follows:



     For the year ending March 31, 1997         $  793,282
                                   1998            765,294
                                   1999            765,294
                                   2000            765,294
                                   2001            337,647
                                                ----------
                                   Total        $3,426,811


                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Continued


NOTE 4 - EQUIPMENT
- ------------------

     The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                         Lease Term        Equipment
Equipment Type                            (Months)          at Cost
- --------------                           ----------        ---------
Aircraft                                    36-60         $  7,958,361
Flight simulators                             120            4,608,992
Materials handling                          12-60              108,755
Tractors & heavy duty trucks                24-60               52,369
Trailers & intermodal containers            36-60               22,917
Medical                                     12-60               20,771
Construction & mining                       12-60               17,580
                                                          ------------
                             Total equipment cost           12,789,745

                         Accumulated depreciation          (10,298,775)
                                                          ------------
       Equipment, net of accumulated depreciation         $  2,490,970
                                                          ============



     At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,567,353 representing approximately 98% of total equipment cost.

     At March 31, 1996, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.

     Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Continued

                                     1996      1995
                                    -------   -------
Equipment management fees           $12,208   $19,083
Administrative charges                4,032     3,000
Reimbursable operating expenses
     due to third parties            13,431    20,957
                                    -------   -------
                 Total              $29,671   $43,040
                                    =======   =======


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $56,352 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

     Notes payable at March 31, 1996 consisted of one installment note of $23,749 payable to a bank. The installment note is non-recourse, with an interest rate of 6.35% and is collateralized by the equipment and assignment of the related lease payments. The installment note will be fully amortized by noncancellable rents during the year ending March 31, 1997. The carrying amount of notes payable approximates fair value at March 31, 1996.


NOTE 7 - SUBSEQUENT EVENT
- -------------------------

     Pursuant to its agreements with PLM International, Inc., referred to in
Note 7 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
Results of Operations.
- ----------------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------
     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio progresses through various stages. Initially, all equipment generates rental revenues under primary term lease agreements. During the life of the Partnership, these agreements expire on an intermittent basis and equipment held pursuant to the related leases are renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio becomes available for remarketing and cash generated from operations and from sales or refinancings begins to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. In accordance with the Partnership's stated investment objectives and policies, the General Partner is considering the winding-up of the Partnership's operations, including the liquidation of its entire portfolio. The Partnership's operations commenced in 1986.

Results of Operations
- ---------------------

     For the three months ended March 31, 1996, the Partnership recognized lease revenue of $244,168 compared to $381,661 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     For the three months ended March 31, 1996 and 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $7,500 and $2,800, respectively.

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

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION

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

     Depreciation expense for the three months ended March 31, 1996 was $237,835, compared to $251,044 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $626 or less than 1% of lease revenue for the three months ended March 31, 1996, compared to $6,048 or 1.6% of lease revenue for the same period in 1995. In the future, interest expense will be minimal due to the scheduled maturity of the Partnership's debt obligations in June 1996.

     Management fees were 5% of lease revenue during each of the periods ended March 31, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 7.2% of lease revenue for the three months ended March 31, 1996 compared to 6.3% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $187,754 and $258,616 for the three months ended March 31, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION

     The Partnership's lease agreement in connection with its 26.9% ownership interest in a SAAB SF340A aircraft is scheduled to expire in June 1996. The Partnership's proportionate interest in the aircraft had a cost and net book value of $2,254,723 and $449,181, respectively, at March 31, 1996. The General Partner is actively pursuing the remarketing of this aircraft.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership realized $7,500 in equipment sale proceeds compared to $2,800 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable will be fully amortized by noncancellable rents in June 1996.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $45,009. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $44,559, and the General Partner was allocated 1%, or $450. The first quarter 1996 cash distribution was paid on April 15, 1996.

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

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION

proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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