Form 10-Q
period 1996-06-30
AMERICAN INCOME 5 LTD PARTNERSHIP
filed 1996-08-13
CIK 799175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              ------------------------------------------------


                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------------

                              --------------------


For Quarter Ended June 30, 1996                Commission File No. 0-15621


                     American Income 5 Limited Partnership
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                              04-2917026
- ----------------------------------------------------      ----------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                             02114
- ----------------------------------------------------      ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                   ---------------------------

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                             ---------  --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes        No
                                                      ------    ------

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                   FORM 10-Q


                                     INDEX


                                                                      Page
                                                                      ----

PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

     Statement of Financial Position
       at June 30, 1996 and December 31, 1995                           3

     Statement of Operations
       for the three and six months ended June 30, 1996 and 1995        4

     Statement of Cash Flows
       for the six months ended June 30, 1996 and 1995                  5

     Notes to the Financial Statements                                6-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8-10


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                          11


                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)



                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $  267,136    $  244,878

Accounts receivable, net of allowance
 for doubtful accounts of $20,000 at
 December 31, 1995                                449        19,700

Accounts receivable - affiliate               161,808       200,698

Equipment at cost, net of accumulated
 depreciation of $10,536,611 and
 $10,098,320 at June 30, 1996
 and December 31, 1995, respectively        2,253,134     2,728,805
                                           ----------    ----------

   Total assets                            $2,682,527    $3,194,081
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                             $        --    $   82,037
Accrued interest                                   --           953
Accrued liabilities                            11,750        20,000
Accrued liabilities - affiliate                 5,739         5,954
Deferred rental income                        107,760       247,980
Cash distributions payable to partners         45,009       180,038
                                           ----------    ----------

   Total liabilities                          170,258       536,962
                                           ----------    ----------
Partners' capital (deficit):
   General Partner                           (131,298)     (129,850)
   Limited Partnership Interests
   (71,295 Units, initial purchase
    price of $250 each)                     2,643,567     2,786,969
                                           ----------    ----------

   Total partners' capital                  2,512,269     2,657,119
                                           ----------    ----------

   Total liabilities and partners'
    capital                                $2,682,527    $3,194,081
                                           ==========    ==========

                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)



                                              Three Months                 Six Months
                                             Ended June 30,               Ended June 30,
                                          1996             1995          1996       1995
                                     ---------------  --------------  ----------  ---------
Income:

   Lease revenue                           $226,126         $368,962   $470,294    $750,623

   Interest income                            2,611            2,958      6,923       6,728

   Gain on sale of equipment                     --           15,500      7,500      18,300
                                           --------         --------   --------    --------

        Total income                        228,737          387,420    484,717     775,651
                                           --------         --------   --------    --------

Expenses:
   Depreciation                             237,836          251,046    475,671     502,090

   Interest expense                             105            4,705        731      10,753

   Equipment management fees
   - affiliate                               11,307           18,448     23,515      37,531

   Operating expenses - affiliate            22,169           19,868     39,632      43,825
                                           --------         --------   --------    --------

   Total expenses                           271,417          294,067    539,549     594,199
                                           --------         --------   --------    --------

Net income (loss)                          $(42,680)        $ 93,353   $(54,832)   $181,452
                                           ========         ========   ========    ========

Net income (loss)
   per limited partnership unit            $  (0.59)        $   1.30   $  (0.76)   $   2.52
                                           ========         ========   ========    ========
Cash distributions declared
   per limited partnership unit            $   0.62         $   3.75   $   1.25    $   7.50
                                           ========         ========   ========    ========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)



                                             1996        1995
                                          ----------  ----------

Cash flows from (used in) operating
 activities:
Net income (loss)                         $ (54,832)  $ 181,452
Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
   Depreciation                             475,671     502,090
   Gain on sale of equipment                 (7,500)    (18,300)
   Decrease in allowance for doubtful
    accounts                                (20,000)         --
Changes in assets and liabilities
   Decrease (increase) in:
   rents receivable                          39,251        (129)
   accounts receivable - affiliate           38,890      (5,804)
Increase (decrease) in:
   accrued interest                            (953)     (1,060)
   accrued liabilities                       (8,250)       (500)
   accrued liabilities - affiliate             (215)     (1,207)
   deferred rental income                  (140,220)     17,066
                                          ---------   ---------
     Net cash from operating activities     321,842     673,608
                                          ---------   ---------
Cash flows from investing activities:
   Proceeds from equipment sales              7,500      18,300
                                          ---------   ---------
   Net cash from investing activities         7,500      18,300
                                          ---------   ---------
Cash flows used in financing activities:
   Principal payments - notes payable       (82,037)   (228,657)
   Distributions paid                      (225,047)   (540,116)
                                          ---------   ---------
   Net cash used in financing activities   (307,084)   (768,773)
                                          ---------   ---------

Net increase (decrease) in cash and
 cash equivalents                            22,258     (76,865)

Cash and cash equivalents at beginning
 of period                                  244,878     309,548
                                          ---------   ---------
Cash and cash equivalents at end of
 period                                   $ 267,136   $ 232,683
                                          =========   =========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for
  interest                                $   1,684   $  11,813
                                          =========   =========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,153,876 are due as follows:


For the year ending June 30, 1997     $  767,994
                             1998        765,294
                             1999        765,294
                             2000        765,294
                             2001         90,000
                                      ----------
                             Total    $3,153,876
                                      ==========


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)





                                      Lease Term   Equipment
         Equipment Type                (Months)     at Cost
  --------------------------------    ----------  -----------

  Aircraft                                36-60    $7,958,361
  Flight simulators                         108     4,608,992
  Materials handling                      12-60       108,755
  Tractors & heavy duty trucks            24-60        52,369
  Trailers & intermodal containers        36-60        22,917
  Medical                                 12-60        20,771
  Construction & mining                   12-60        17,580
                                                   ----------

                      Total equipment cost         12,789,745

                  Accumulated depreciation        (10,536,611)
                                                  -----------

Equipment, net of accumulated depreciation        $ 2,253,134
                                                  ===========

  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,567,353 representing approximately 98% of total equipment cost.

  At June 30, 1996, the Partnership was not holding any equipment not subject to a lease.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996      1995
                                   --------  --------

Equipment management fees           $23,515   $37,531
Administrative charges                8,064     8,064
Reimbursable operating expenses
 due to third parties                31,568    35,761
                                    -------   -------

  Total                             $63,147   $81,356
                                    =======   =======




  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $161,808 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.

Item 2.   Management's Discussion and Analysis of Financial Condition and
- -------------------------------------------------------------------------
          Results of Operations.
          ----------------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June, 1995:
- -----------------

Overview
- --------

  The Partnership was organized in 1986 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and has engaged an investment adviser to solicit interested third-party buyers. This effort is being undertaken in conjunction with certain other affiliated partnerships and, if successful, would result in the sale of each affected partnership's assets to a selected buyer. The General Partner believes this approach will (i) maximize the disposition prices of each partnership's assets and (ii) prevent the incidence of future expenses to operate a publicly-registered limited partnership with a declining asset base. The General Partner is evaluating expressions of interest submitted by the investment adviser from a number of potential buyers, but is under no obligation to accept any proposal. If successful, the General Partner anticipates that it would wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, on or before December 31, 1996.


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $226,126 and $470,294, respectively, compared to $368,962 and $750,623 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $15,500. There were no equipment sales during the three months ended June 30, 1996.

  For the six months ended June 30, 1996, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $7,500 compared to a net gain of $18,300 on equipment which had been fully depreciated for the same period in 1995.

  It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION


purposes is partly a function of the amount of accumulated depreciation assoc-iated with the equipment being sold.

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

  Depreciation expense was $237,836 and $475,671 for the three and six months ended June 30, 1996, respectively, compared to $251,046 and $502,090 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $105 and $731, or less than 1% of lease revenue for both the three and six months ended June 30, 1996, compared to $4,705 and $10,753, or 1.3% and 1.4% of lease revenue for the same periods in 1995. Interest expense is not expected to be incurred in future periods.

  Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented approximately 9.8% and 8.4% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 5.4% and 5.8% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $321,842 and $673,608 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the

                     AMERICAN INCOME 5 LIMITED PARTNERSHIP

                                   FORM 10-Q

                        PART I.  FINANCIAL IONFORMATION


Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

  The Partnership's lease agreement in connection with its 26.9% ownership interest in a SAAB SF340A aircraft expired in June 1996. The Partnership's proportionate interest in the aircraft had a cost and net book value of $2,254,723 and $405,877, respectively, at June 30, 1996. The lessee has agreed to release the aircraft on a month to month basis at a base rent to the Partnership of $10,086. This agreement may be terminated by either party with sixty days notice. The General Partner is actively pursuing the remarketing of this aircraft.

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership realized $7,500 in equipment sale proceeds compared to $18,300 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. All of the Partnership's outstanding debt obligations were retired in 1996.

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $90,018. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $89,118, and the General Partner was allocated 1%, or $900. The second quarter 1996 cash distribution was paid on July 15, 1996.

  Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

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


                  By:  /s/  Michael J. Butterfield
                       -----------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                Date:  August 13, 1996
                       -----------------------------------------------



                  By:  /s/  Gary M. Romano
                       -----------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date:  August 13, 1996
                       -----------------------------------------------